Form 10KSB
period 2007-12-31
Biscayne Acquisition Group Inc
filed 2008-03-26
CIK 1409543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

BISCAYNE ACQUISITION GROUP, INC.
(Name of Small Business Issuer in its charter)

Florida	20-8090928
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5775 Blue Lagoon Drive, Suite 100, Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (786) 888-4567

Securities to be registered under Section 12(b) of the Act:
None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [    ]|

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 19, 2008 was $6,500.

The number of shares outstanding of the issuer's common stock as of latest practicable date was 4,260,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Biscayne Acquisition Group, Inc. (the "Company", "our", "us" or "we") was incorporated under the laws of the State of Florida on December 22, 2006. We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational and administrative activities.  We have no full-time employees and own no real estate or personal property.  We were formed as a vehicle to pursue a business combination but have not entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company.

Business of Issuer

Our discussion of the proposed business under this caption and throughout this Form 10-KSB is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

Based on proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. No trading market currently exists for our securities, and Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, or to register any securities under the Securities Act or state blue sky laws or the regulations thereunder until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination. We, therefore, can be characterized as a "shell" corporation. As a "shell" corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a "development stage" or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Ms. Luz M. Weigel, our sole officer and director, and by our shareholder, Charles J. Scimeca.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•           Potential for growth, indicated by new technology, anticipated market expansion or new products;

•           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•           Strength and diversity of management, either in place or scheduled for recruitment;

•           Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•           The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•           The extent to which the business opportunity can be advanced;

•           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•           Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We anticipate that we will locate and make contact with target businesses primarily through the reputation and efforts of our shareholder, Charles J. Scimeca., who intends to meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, or undertake such reasonable investigation as it deems appropriate. Mr. Scimeca has a network of business contacts, and we anticipate that prospective target businesses will be referred to us through this network of contacts.

In connection with our evaluation of a prospective target business, our sole officer and director and our other shareholder, anticipate that they will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a target business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable and may reduce the amount of capital available to otherwise complete a business combination or for the resulting entity to utilize. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to us of the related costs incurred.

We presently have no employees apart from our management. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our officer and sole director is engaged in outside business activities and anticipates that she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified.  However, our sole officer and director will devote such time as she deems reasonably necessary to carry out the business and affairs of the Company, including, with the anticipated assistance of Mr. Scimeca, the evaluation of potential target businesses and the negotiation of a business combination, and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiations of a business combination.

Although we are currently issuing shares of common stock to finance our administrative expenses, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a business combination. To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control will likely result in the resignation or removal of our sole officer and director. If there is a change in the person serving as sole officer and director, no assurance can be given as to the experience or qualifications of our new management. Our sole officer and director considers it likely that in order to consummate a business combination, a change in control will ultimately occur; therefore, she anticipates offering not less than a controlling interest to a target business in order to effectuate a business combination. This will require the consent of Mr. Scimeca to achieve.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of any portion of her common stock as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of all or any portion of the shares of common stock owned beneficially by our sole officer and director.  If we have additional shareholders at the time a business combination is effected, it is possible that none of our other shareholders other than our current majority shareholders will be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms that our current shareholders will be provided.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance our operations or the operations of the target business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable Federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the business combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs, and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our common stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our common stock in any market which may develop in our common stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of our shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist. See Item 6, "Management's Discussion and Analysis or Plan of Operation".

We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our sole officer and director or her affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a business combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our common stock. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any of our officers, directors, or promoters, if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

Investment Company Act and Other Regulation

We may participate in a business combination by purchasing, trading or selling the securities of such target business. We do not, however, intend to engage primarily in such activities.  Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act"), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

We will not enter into any business combination until the target business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the SEC pursuant to the requirements of Form 8-K, the Exchange Act, and the applicable rules and regulations thereunder.

No assurances are given that subsequent to such a business combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 100,000,000 shares of common stock authorized, and 5,000,000 shares of preferred stock authorized, of which 4,260,000 shares of common stock are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to "accredited investors" not involving a public offering. These shares cannot be resold to the public under Rule 144 until we have first executed a business combination and Rule 144 requirements have been met. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of common stock of the Company.

We cannot estimate the time that it will take to effectuate a business combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms, or, if such a business combination can be effected at all. We might identify and effectuate a business combination with a target business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the target business is not identified at this time. If this occurs, the Company and its shareholders might not realize any type of profit.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of our company and the promoters of the opportunity, and the relative negotiating strength of our company and such promoters.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our proposed tax treatment of a particular business combination.

 It is likely that we will acquire our participation in a business opportunity through the issuance of our own stock or other securities of our company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of our company prior to such reorganization.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders. Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Our present stockholders will likely not have control of a majority of the voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

 In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders, other than our current stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

Voluntary Exchange Act Registration

We have voluntarily become a reporting company under the Exchange Act, but we are under no obligation to do so pursuant to the requirements of the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

The principal office of the Company is located at 5775 Blue Lagoon Drive, Suite 100, Miami, Florida 33126, at the office of our director. This space is provided to us rent-free. We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs. We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are no legal proceedings to which we are a party, and we do not know of any legal proceedings threatened or contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 23, 2007 , the shareholders voted by consent and without a meeting to authorize the Company to obtain private investor funding to pay for our anticipated legal, accounting, auditing, and EDGAR filing expenses through the first quarter of 2008.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has not been registered with the SEC or any state securities agency or authority. No public trading market presently exists for our shares of common stock, and there are no present plans, proposals, arrangements or understandings with any person with regard to the development of any trading market in any of our securities. No assurances can be made that a trading market for our common stock will ever develop. No shares of common stock have been registered for resale under the blue sky laws of any state. The holders of shares of common stock, and persons who may desire to purchase shares of common stock in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of common stock. Some jurisdictions may not allow the trading or resale of blind pool or "blank-check" securities under any circumstances. Accordingly, shareholders should consider the secondary market for our securities to be an extremely limited market for the resale of our securities, until such time that a trading market for our shares of common stock has developed, if any.

The SEC is of the opinion that Rule 504 of Regulation D, which exempts from Securities Act registration limited offerings and sales of securities not exceeding $1,000,000, is not available to blank check companies.

None of our shares of common stock are presently subject to outstanding options or warrants to purchase, or securities convertible into our common equity. There are two (2) shareholders of our common stock holding a total of 4,000,000 shares. All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in a private transaction not involving a public offering in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act. These shares may be resold under Rule 144. The Company has not provided to any shareholder registration rights to register under the Securities Act any shareholder's shares for sale.

Neither the Company, our sole officer and director, nor our shareholders have, at the present time, any plans, proposals, arrangements, understandings or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination. Nevertheless, in the event that substantial amounts of common stock are sold in the public market subsequent to a business combination, such sales may adversely affect the price for the sale of the Company's equity securities in any trading market which may develop, if at all. No prediction can be made as to the effect, if any, that market sales of restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

We presently serve as our own transfer agent and registrar for our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the consummation of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then existing board of directors. It is the present intention of our sole director to retain all earnings, if any, for use in our business operations, and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Securities Act.

In connection with our organization on December 22, 2006, 2,000,000 shares of restricted common stock were issued to Waterford Capital Group, Inc. in exchange for $2,000.00 in cash. Charles J. Scimeca subscribed to another 2,000,000 shares of restricted common stock in exchange for $2,000.00 in cash, on July 31, 2007. We issured 210,000 shares in November, 2007 for $5,250 in cash to 21 accredited and sophisticated investors. The foregoing purchases were exempt from registration under the Securities Act, pursuant to Section 4(2), and/or Rule 506 promulgated thereunder.

The purchasers listed above represented their intention to acquire the securities for investment purposes and their understanding that the securities were not issued pursuant to a registration statement under the Securities Act.  A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.  The purchasers represented that they are accredited and sophisticated investors and that the shares were not offered to them by any means of general solicitation or general advertising.

We have never utilized an underwriter for an offering of our securities, and there were no underwriting discounts or commissions involved in any of our securities transactions. Other than the securities described above, we have not issued or sold any securities.

No securities have been issued for services, and no services were performed by any purchaser as consideration for the shares issued.  Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising.

After the reporting period, we issued 50,000 shares of common stock to five accredited investors for $1,250 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We have not had any revenues since inception.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our stockholders, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. After the reporting period, we began selling common stock to raise funds for this purpose.

We have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have not had any off-balance sheet arrangements.

Risk Factors

1.           OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

2.           THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

3.           FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

While seeking a business combination, management anticipates devoting no more than a few hours per week to our company's affairs in total. Our director has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

4.           LIMITED ABILITY TO EVALUATE TARGET BUSINESS’ MANAGEMENT

While our ability to successfully effect a business combination will be dependent upon certain key personnel, the future role of such personnel in the target business cannot presently be stated with any certainty. There can be no assurance that our sole officer and director will remain associated in any operational capacity with us following a business combination. Moreover, there can be no assurances that our sole officer and director will have any experience or knowledge relating to the operations of the particular target business. Furthermore, although we intend to scrutinize the management team of a prospective target business in connection with evaluating the desirability of effecting a business combination with such target business, there can be no assurances that our assessment of such management team will prove to be correct, especially since our sole officer and director is not a professional business analyst. See "Directors, Executive Officers, Promoters and Control Persons".

Accordingly, we may be completely dependent on the ability of the management team of the target business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management team will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management team of the target business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management team.

5.           NO OPPORTUNITY FOR NON-AFFILIATE SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination. Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director, her advisors, and perhaps also with the judgment of our  other shareholder, in connection with the selection and ultimate consummation of a business combination. In addition, under Florida law, the form of business combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination. See Item 1, "Description of Business - `Business of Issuer'" and Item 12, "Certain Relationships and Related Transactions and Director Independence".

6.           THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

  There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

7.           THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

8.           THE COMPANY MAY BE SUBJECT TO REGULATION UNDER THE INVESTMENT COMPANY ACT WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act, since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

9.           ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

10.           THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Penny Stock Regulations - State Blue Sky Restrictions - Restrictions on Marketability.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of any shareholder to sell shares of common stock in the secondary market.

In addition, the SEC has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because our securities may from time to time, and at the present time, constitute "penny stocks" within the meaning of these rules, the rules would apply to the Company and to its securities. These rules may further affect the ability of our sole shareholder and other shareholders, if any, to sell their shares in any public market which might develop.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include the following:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•
excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our sole officer and director will strive within the confines of practical limitations and applicable laws and regulations to prevent the described patterns from being established with respect to our securities.

11.             WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

12.              THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN A BUSINESS COMBINATION, WHICH MAY INCREASE OUR COST OF ACQUISITION.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

13.              OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

14.              THE COMPANY MAY ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

15.              THE COMPANY HAS NOT CONDUCTED MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transaction for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

16.              BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

17.              WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or another securities exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we may seek to become eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

18.              WE ARE AUTHORIZED TO ISSUE PREFERRED STOCK.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

19.             DIRECTOR CONFLICTS OF INTEREST

Our sole officer and director is not required to commit her full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director engages in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities (see, for example Item 9, "Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act", for a description of our officer and director's other business affiliations). To the extent that our officer and director engages in such other activities, she will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which she is or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may also consider business combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of her shares of common stock, as a condition to, or in connection, with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of all or a portion of the shares of common stock held by such shareholder. In the event that such a sale occurs, the Company's sole officer and director intends to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of common stock in connection with a business combination pursuant to the same terms that our sole officer and director will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of common stock being sold by our sole officer and director. See Item 1, "Description of Business - `Business of Issuer'".

ITEM 7. FINANCIAL STATEMENTS

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2007

CONTENTS
Page(s)

Report of Independent Registered Public Accounting Firm	22

Financial Statements:

Balance Sheets - As of December 31, 2007 and 2006	23

Statements of Operations –

For the year ended December 31, 2007, the period from December 22, 2006 (inception) to December 31, 2006 and for the period from December 22, 2006 (inception) to December 31, 2007	24

Statements of Changes in Stockholders’ Equity –

For the year ended December 31, 2007, the period from December 22, 2006 (inception) to December 31, 2006 and for the period from December 22, 2006 (inception) to December 31, 2007	25

Statements of Cash Flows –

For the year ended December 31, 2007, the period from December 22, 2006 (inception) to December 31, 2006 and for the period from December 22, 2006 (inception) to December 31, 2007	26

Notes to Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Biscayne Acquisition Group, Inc.

We have audited the accompanying balance sheets of Biscayne Acquisition Group, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007, the period from December 22, 2006 (inception) to December 31, 2006 and for the period from December 22, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biscayne Acquisition Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from December 22, 2006 (inception) to December 31, 2006 and for the period from December 22, 2006 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $20,019, net cash used in operations of $12,372 for the year ended December 31, 2007, and a deficit accumulated during the development stage of $20,089 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Berman & Co., P.A.
Berman & Co., P.A.
Boca Raton Florida
March 14, 2008

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Balance Sheets
	December 31,
	2007	2006

Assets

Assets:
Cash	$2,545	$2,000
Total Assets	$2,545	$2,000

Stockholders’ Equity

Stockholders’ Equity:
Preferred stock (no par value, 5,000,000 shares authorized,
authorized, none issued and outstanding)	$-	$-
Common stock ($0.001 par value, 100,000,000 shares authorized,
authorized, 4,210,000 and 2,000,000 shares issued and outstanding)	4,210	2,000
Additional paid in capital	18,424	70
Deficit accumulated during development stage	(20,089)	(70)
Total Stockholders’ Equity	$2,545	$2,000

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Operations

		For the period from	For the period from
	For the year ended	December 22, 2006 (inception) to	December 22, 2006 (inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Operating Expenses
General and administrative	$20,019	$70	$20,089

Total Operating Expenses	20,019	70	20,089

Net Loss	$(20,019)	$(70)	$(20,089)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	2,862,521	2,000,000	2,841,765

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the year ended December 31, 2007, the period from December 22, 2006 (Inception) to December 31, 2006 and for the period from December 22, 2006 (Inception) to December 31, 2007

				Deficit Accumulated During Development Stage

					Total Stockholders' Equity
	Common Stock, $.001 Par Value		Additional Paid in Capital
	Shares	Amount

Common stock issued to founder for cash ($0.001 per share)	2,000,000	$2,000	$-	$-	$2,000

Contributed capital - related party	-	-	70	-	70

Net loss for the period ended December 31, 2006	-	-	-	(70)	(70)

Balance December 31, 2006	2,000,000	2,000	70	(70)	2,000

Common stock issued for cash - related party ($0.001 per share)	2,000,000	2,000	-	-	2,000

Common stock issued for cash ($0.001 per share)	210,000	210	5,040	-	5,250

Contributed capital - related party	-	-	5,667	-	5,667

Contributed services - related party	-	-	7,647	-	7,647

Net loss for the period ended December 31, 2007	-	-	-	(20,019)	(20,019)

Balance December 31, 2007	4,210,000	$4,210	$18,424	$(20,089)	$2,545

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the period from December 22, 2006 (inception) to December 31, 2006	For the period from December 22, 2006 (inception) to December 31, 2007
	For the year ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,019)	$(70)	$(20,089)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	7,647	-	7,647
Net Cash Used in Operating Activities	(12,372)	(70)	(12,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - related party	2,000	2,000	4,000
Proceeds from issuance of common stock	5,250	-	5,250
Contributed capital - related parties	5,667	70	5,737
Net Cash Provided By Financing Activities	12,917	2,070	14,987

Net Increase in Cash	545	2,000	2,545

Cash - Beginning of Year/Period	2,000	-	-

Cash - End of Year/Period	$2,545	$2,000	$2,545

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Biscayne Acquisition Group, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and development of the business plan.  At December 31, 2007, the Company had not yet commenced operations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

A significant estimate in 2007 and 2006 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2007, the Company had no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2007, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  The Company has not issued any stock based compensation since inception.

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial  Accounting  Standards No. 109, "Accounting for Income Taxes" under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,019 and net cash used in operations of $12,372 for the year ended December 31, 2007, and a deficit accumulated during the development stage of $20,089 at December 31, 2007.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling $20,089 at December 31, 2007 expiring through the year 2027.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Gross deferred tax assets:
Net operating loss carryforwards	$(7,361)	$(26)
Total deferred tax assets	(7,361)	(26)
Less: valuation allowance	7,361	26
Deferred tax asset – net	-	-

The valuation allowance at December 31, 2006 was $26.  The net change in valuation allowance during the year ended December 31, 2007 was an increase of $7,335.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for state income taxes, a blended rate of 36.64%) as follows:

	2007	2006

Expected tax expense (benefit) – Federal	$(6,534)	$(23)
Expected tax expense (benefit) - State	(801)	(3)
Total deferred tax assets	(7,335)	(26)
Change in valuation allowance	7,335	26
Actual tax expense (benefit)	$-	$-

Note 4 Stockholders’ Equity

(A)  Common Stock Issuance for Cash

(1) Year ended December 31, 2006

On December 22, 2006, the Company issued 2,000,000 shares of common stock to its founder for $2,000 ($0.001/share).

(2) Year ended December 31, 2007

On July 31, 2007, the Company issued 2,000,000 shares of common stock, to a related party for $2,000 ($0.001/share).

On November 19, 2007, the Company issued 210,000 shares of common stock for $5,250 ($0.025/share).

(B)  Contributed Capital and Services – Related Party

(1)  Year ended December 31, 2006

During 2006, a related party of the Company’s President paid $70 for certain general and administrative expenses on behalf of the Company.

(2)  Year ended December 31, 2007

During 2007, a related party of the Company’s President paid $4,667 for general and administrative expenses on behalf of the Company.

During 2007, the Company received $1,000 from related party stockholders to fund future expenses of the Company.

During 2007, a related party of the Company’s President contributed professional services to the Company aggregating $7,647. The value of these services was based upon the fair value of the services provided.

Note 5 Subsequent Event

In January 2008, the Company issued an aggregate 50,000 shares of common stock for $1,250 ($0.025/share).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

    The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company's disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of December 31, 2007, are effective in timely alerting her to material information relating to the Company  that is required to be included in its periodic filings with the SEC.

In connection with its evaluation during the annual and quarterly period ended December 31, 2007, the Company has made no changes in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors and additional information concerning them are as follows:

Name	Age	Position
Luz M. Weigel	43	President, Secretary, Treasurer and Director

Luz M. Weigel

Luz M. Weigel has been the Company's President, Secretary, Treasurer and Director since December 22, 2006.   From 1996 to the present, Ms. Weigel has been an officer and director of Sojourn Travel Consultants, Inc. in Miami, Florida, which is her primary employment position.  Ms. Weigel is a director of Capital Equity Finance, Inc., and Corporate Equity Investments, Inc., both reporting companies, which are identical in structure to the Company and occupy approximately the same amount of Ms. Weigel’s time as her duties to the Company.  Ms. Weigel may seek to register additional shell companies in the near future.  Ms. Weigel also continues to be professionally known by her maiden name, Luz M. Chaoui.  Ms. Weigel has not been involved in legal proceedings during the past five years that are material to an evaluation of any director, executive officer, promoter or control person of the Company.

There are no agreements or understandings for Ms. Weigel, our sole officer and director, to resign at the request of another person or act on behalf of, or at the discretion of, any other person. There are no agreements or understandings for Ms. Weigel to devote her sole and exclusive efforts to the management of our business. In fact, Ms. Weigel plans to maintain her current position as president of Sojourn Travel Consultants, Inc., and cannot devote her sole and exclusive efforts to the management of our business.  Until such time as a business combination occurs, Ms. Weigel, our sole officer and director, does not expect any change in our management.

Term of Office

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Significant Employees

We have no significant employees other than our officer and director, Ms. Weigel.

Family Members

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.  There is a family relationship between our director, the owners of Waterford Capital Group, Inc., and the Company’s outside legal counsel, Russell C. Weigel, III, P.A.  See Item 12, “Certain Relationships and Related Transactions, and Director Independence.”

Audit Committee

The board of directors acts as the Audit Committee and the Board has no separate committees. We have no qualified financial experts at this time because we have not been able to hire a qualified candidate.  Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Promoters and Control Persons

The following entity and individual are founders of the Company and current shareholders:

Charles J. Scimeca.

Charles J. Scimeca is a 47% owner of the common stock of the Company.  He paid $2,000 for his founding share subscription of 2,000,000 shares and has contributed an additional $1,000 in funds to the Company.  He is engaged in various businesses. He is a licensed real estate and mortgage broker in Florida and is frequently engaged by companies to provide investor relations and business consulting services. Mr. Scimeca provides real estate and mortgage services under his individual name and under Coast To Coast Realty Group, Inc., a Florida corporation. Mr. Scimeca is the president and one-third shareholder of Coast To Coast Equity Group, Inc., a Florida corporation. Through Coast To Coast Equity Group, Inc., Mr. Scimeca provides business consulting services.  Mr. Scimeca has been an investor in a shell corporation called Quetzal Capital 1, Inc., which later merged with a private operating company for whom Mr. Scimeca continues to provide business consulting services.  Mr. Scimeca is also an investor in another shell corporation,  Corporate Equity Investments, Inc., which has not engaged in a merger or reverse acquisition. Mr. Scimeca has not been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

Waterford Capital Group, Inc.

Waterford Capital Group, Inc., a Florida corporation, is the beneficial owner of 47% of the issued and outstanding shares of the Company.  Luz M. Weigel is the sole officer and director of Waterford Capital Group, Inc.  Luz M. Weigel and her husband Russell C. Weigel, III, are the 100% owners of Waterford Capital Group, Inc. as tenants by the entirety.  Waterford Capital Group, Inc. was formed as a personal holding company for investments. Waterford Capital Group, Inc. is a shareholder in several shell companies, including Corporate Equity Investments, Inc. and Capital Equity Finance, Inc., and is likely to invest in additional shell companies in the future. Waterford Capital Group, Inc. paid $2,000 for its founding share subscription. During 2007 and 2006, Waterford Capital Group contributed capital of $5,667 and $70, respectively.  Also, in 2007, Russell C. Weigel, III, P.A., a related party of the Company’s President, contributed professional services to the Company on behalf of the Company in the amount of $7,648. There were no related contributed services in 2006.  The value of services was based upon the fair value of the services provided. Neither Waterford Capital Group, Inc., nor its shareholders, have been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

Compliance with Section 16(a) of the Exchange Act

We are not aware of any person required to file reports required by Section 16(a) of the Exchange Act who has not done so on a timely basis.  Further, we are aware that no Forms 5 are required to be filed by persons required to file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers. We do not believe that we will need a code of ethics at the present time because we are not an operating company, but we believe that having a code of ethics will be important for the Company after it conducts a business combination.

Corporate Governance

We have not held any board or committee meetings because we have only one (1) director. We do not have any committees for the same reason. We are not seeking to expand the board of directors because we do not believe that having additional directors or committees will facilitate the execution of our singular business purpose.  We do not have an audit committee financial expert as that term is defined in Regulation SB, Item 407 (d)(5). We do not have a formal process for shareholders to send communication to the board because our shareholders and our director have ready access to each other.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for her services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our sole officer and director intends to devote no more than a few hours a week to our affairs.

The officer and director will not receive a finder's fee or other compensation, either directly or indirectly, as a result of her efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth, as of the date of this filing, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of our company. There are no arrangements which may result in a change of control of the company.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership (3)	Percentage of Class

Common	Luz M. Weigel(1) (2) 5775 Blue Lagoon Drive Suite 100 Miami, Florida 33126	2,000,000	47%

	All Officers and Directors as a Group	2,000,000	47%
	5% Shareholders

Common	Charles J. Scimeca 9040 Town Center Parkway Bradenton, Florida 34202	2,000,000	47%

(1)	Ms. Weigel is the President, Secretary, Treasurer and sole director of the Company.

(2)	Ms. Weigel’s beneficial interest is held by Waterford Capital Group, Inc., a company in which she and her husband Russell C. Weigel, III, are the owners as tenants by the entirety.

(3)	No beneficial owner has the right to acquire within sixty (60) days additional shares of common stock from options, warrants, rights, conversion privilege or similar obligations.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Luz M. Weigel, the Company’s sole officer and director, and her husband Russell C. Weigel, III, are the shareholders of Waterford Capital Group, Inc., as tenants by the entirety.  Waterford Capital Group, Inc. is a 47% shareholder of the Company.

Russell C. Weigel, III is also the president of Russell C. Weigel, III, P.A, a law firm.  Russell C. Weigel, III, P.A. is both counsel to the Company and participated in the formation of the Company on behalf of its founders.  The services of Russell C. Weigel, III, P.A. are not billed to the Company, but the value of the services provided is recorded on the Company’s books and records as contributions by Waterford Capital Group, Inc., which is obligated to pay for such services.  Russell C. Weigel, III, P.A., allows the Company to be operated from its offices without charge.
Neither our sole officer and director nor any promoter or affiliate have, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to our sole officer and director, or to any other affiliate, if any. See Item 10, "Executive Compensation".

Our sole officer and director, who is also deemed to beneficially own all of the shares of common stock held by Waterford Capital Group, Inc., may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of common stock, as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some or all of the shares of common stock held by the director and/or by one or more of the other shareholders. However, it is possible that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of common stock in connection with a business combination pursuant to the same terms pertaining to our director’s, and/or other shareholder’s, beneficially owned shares. Also, such other shareholders, if any, may not be afforded an opportunity to approve or consent to the sale of the director’s or other shareholder’s shares of common stock in connection with a business combination. See also, Item 1, "Description of Business", and Item 6, “Management’s Discussion and Analysis or Plan of Operation – Risk Factors.” It is more likely than not that any sale of securities by our founding shareholders to an acquisition candidate would be at a price substantially higher than that originally paid by such founders. Any payment to such founding shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See, e.g., Item 1, "Description of Business".

Director Independence

We do not have any independent directors.

Transactions with Promoters

A description of the Company’s founding shareholders and their contributions to the Company are set forth above in Item 9, “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

ITEM 13. EXHIBITS

Exhibit
Number	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have paid Berman & Co., P.A. $6,000 for auditing our financial statements for the years ended December 31, 2006 and 2007. We paid Berman & Co., P.A. $3,000 for the reviews of our Form 10-QSB for June 30, 2007 and September 30, 2007.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Biscayne Acquisition Group, Inc.

Date: March 26, 2008	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)