Form 10-Q
period 2008-06-30
Biscayne Acquisition Group Inc
filed 2008-08-11
CIK 1409543

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $.001 par value per share	4,260,000 shares

BISCAYNE ACQUISITION GROUP, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

CONTENTS

Page(s)
Financial Statements:

Balance Sheets - As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations - For the three and six months ended June 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to June 30, 2008 (Unaudited)	5

Statements of Cash Flows - For the six months ended June 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to June 30, 2008 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$725	$2,545
Total Current Assets	725	2,545

Total Assets	$725	$2,545

Liabilities and Stockholders’ Equity

Current Liabilities:
Accrued expenses	$1,265	$-
Total Current Liabilities	1,265	-

Stockholders’ Equity (Deficit)
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,260,000 and 4,210,000 shares issued and outstanding at June 30,
2008 and December 31, 2007, respectively)	4,260	4,210
Additional paid in capital	27,317	18,424
Deficit accumulated during development stage	(32,117)	(20,089)
Total Stockholders’ Equity (Deficit)	(540)	2,545

Total Liabilities and Stockholders' Equity	$725	$2,545

See accompanying notes to unaudited financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 22, 2006 (inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	4,316	490	12,028	935	32,117
Total operating expenses	4,316	490	12,028	935	32,117

Loss from operations	(4,316)	(490)	(12,028)	(935)	(32,117)

Net loss	$(4,316)	$(490)	$(12,028)	$(935)	$(32,117)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	4,260,000	2,000,000	4,257,692	2,000,000	3,305,252

See accompanying notes to unaudited financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from December 22, 2006 ( Inception ) to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,028)	$(935)	$(32,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	2,964	610	10,611
Changes in operation assets and liabilities
Increase in accrued expenses	1,265	-	1,265
Net Cash Used In Operating Activities	(7,799)	(325)	(20,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	-	-	4,000
Proceeds from sale of common stock	1,250	-	6,500
Contributed capital - related parties	4,729	-	10,466
Net Cash Provided By Financing Activities	5,979	-	20,966

Net increase (decrease) in cash	(1,820)	(325)	725

Cash - beginning of period	2,545	2,000	-

Cash - end of period	$725	$1,675	$725

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007.  The interim results for the period ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Biscayne Acquisition Group, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At June 30, 2008, the Company had not yet commenced operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At June 30, 2008, the Company had no cash equivalents.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2008 and 2007, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)
Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of SFAS No. 163 is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $12,028 and net cash used in operations of $7,799 for the six months ended June 30, 2008; and a working capital deficit of $540, a deficit accumulated during the development stage of $32,117 and a stockholders’ deficit of $540 at June 30, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(3) Six months ended June 30, 2008

In January 2008, the Company issued 50,000 shares of common stock for $1,250 (0.025/share).

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)
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

(3) Six months ended June 30, 2008

During 2008, a related party of the Company’s President paid $729 for general and administrative expenses on behalf of the Company.

During 2008, a related party of the Company’s President contributed professional services to the Company aggregating $2,964. The value of these services was based upon the fair value of the services provided.

During 2008, the Company received a capital contribution of $4,000 from a related party stockholder to fund future expenses of the Company.

Note 5 Subsequent Event

In July 2008, the Company received a capital contribution of $600 from a related party stockholder to fund future expenses of the Company.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $725 comprised exclusively of cash and cash equivalents. This compares with assets of $2,545, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $1,265, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $0. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From
			December 22, 2006
	Six months Ended	Six months Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

Net cash used in operating activities	$(7,799)	$(325)	$(20,241)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	5,979	0	20,966
Net effect on cash	(1,820)	(325)	725

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing legal, and administrative expenses, have averaged $1,784 per month since December 22, 2006, and are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and from new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ending June 30, 2008, the Company had a net loss of approximately $12,028, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007. This compares with a net loss of approximately $935 for the six months ending June 30, 2007 comprised mostly of legal, accounting, audit and other professional service fees of $650 incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in August 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to June 30, 2008, the Company had a net loss of $32,117, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in August 2007 and its one amendment and the filing of the Company’s annual report on Form 10-KSB.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 30, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended June 30, 2008, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the prior reporting period, the Company sold 50,000 shares of common stock at $0.025 per share, for a total amount raised of $1,250. The Company applied the proceeds to its ongoing administrative expenses.

Item 6. Exhibits

(a) Exhibits

Description

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

BISCAYNE ACQUISITION GROUP, INC.

Date: August 11, 2008	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)