Form 10-Q
period 2008-09-30
Biscayne Acquisition Group Inc
filed 2008-10-20
CIK 1409543

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $.001 par value per share	4,260,000 shares

BISCAYNE ACQUISITION GROUP, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

CONTENTS

Page(s)
Financial Statements:

Balance Sheets - As of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations - For the three and nine months ended September 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to September 30, 2008 (Unaudited)	5

Statements of Cash Flows - For the nine months ended September 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to September 30, 2008 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$60	$2,545
Total Current Assets	60	2,545

Total Assets	$60	$2,545

Stockholders’ Equity

Stockholders’ Equity
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	$-	$-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,260,000 shares issued and outstanding at September 30, 2008,
4,210,000 shares issued and outstanding at December 31, 2007)	4,260	4,210
Additional paid in capital	32,157	18,424
Deficit accumulated during development stage	(36,357)	(20,089)

Total Stockholders' Equity	$60	$2,545

See accompanying notes to unaudited financial statements

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from December 22, 2006 (inception) to
	2008	2007	2008	2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	4,240	11,706	16,268	12,640	36,357
Total operating expenses	4,240	11,706	16,268	12,640	36,357

Loss from operations	(4,240)	(11,706)	(16,268)	(12,640)	(36,357)
Net loss	$(4,240)	$(11,706)	$(16,268)	$(12,640)	$(36,357)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	4,260,000	3,326,087	4,258,467	2,446,886	3,440,802

See accompanying notes to unaudited financial statements

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from December 22, 2006 ( Inception ) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,268)	$(12,640)	$(36,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	3,834	7,815	11,481
Net Cash Used In Operating Activities	(12,434)	(4,825)	(24,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	-	2,000	4,000
Proceeds from sale of common stock	1,250	-	6,500
Contributed capital - related parties	8,699	1,000	14,436
Net Cash Provided By Financing Activities	9,949	3,000	24,936

Net increase (decrease) in cash	(2,485)	(1,825)	60

Cash - beginning of period	2,545	2,000	-

Cash - end of period	$60	$175	$60

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007.  The interim results for the period ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Biscayne Acquisition Group, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At September 30, 2008, the Company had not yet commenced operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At September 30, 2008, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2008, there were no balances that exceeded the federally insured limit.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2008 and 2007, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from December 22, 2006 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  For the period from December 22, 2006 (inception) to September 30, 2008, the Company has not issued any stock based compensation to third parties.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have a significant effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $16,268, net cash used in operations of $12,434 for the nine months ended September 30, 2008, and a deficit accumulated during the development stage of $36,357 at September 30, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Stockholders’ Equity

(A) Common Stock Issuance for Cash

(1) Year ended December 31, 2006

On December 22, 2006, the Company issued 2,000,000 shares of common stock to its founder for $2,000 ($0.001/share).

(2) Year ended December 31, 2007

On July 31, 2007, the Company issued 2,000,000 shares of common stock to a related party for $2,000 ($0.001/share).

On November 19, 2007, the Company issued 210,000 shares of common stock for $5,250 ($0.025/share).

Biscayne Acquisition Group, Inc.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

(3) Nine months ended September 30, 2008

In January 2008, the Company issued 50,000 shares of common stock for $1,250 ($0.025/share).

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

During 2007, a related party of the Company’s President contributed professional services to the Company aggregating $7,647. The value of these services was based upon the fair value of the services provided.  Under APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss.

(3) Nine months ended September 30, 2008

During 2008, a related party of the Company’s President paid $1,284 for general and administrative expenses on behalf of the Company.

During 2008, the Company received capital contributions totaling $7,415 from related party stockholders to fund future expenses of the Company.

During 2008, a related party of the Company’s President contributed professional services to the Company aggregating $3,834. The value of these services was based upon the fair value of the services provided. Under APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss.

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

In evaluating a forward-looking statement, you should understand that a forward looking statement involves known and unknown risks, uncertainties, contingencies, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement. Known risks related to an investment in our Company, risks related to our business, and risks related to our securities are identified in our Form 10-KSB for the fiscal year ended December 31, 2007 and are incorporated herein by reference. You should also understand that we have no obligation and do not undertake to update or revise forward-looking statements made in this Report to reflect events or circumstances occurring after the date of this Report.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $60 comprised exclusively of cash and cash equivalents. This compares with assets of $2,545, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $0. This compares to the Company’s current liabilities as of December 31, 2007 of $0. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From
			December 22, 2006
	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

Net cash used in operating activities	$(12,434)	$(4,825)	$(24,876)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	9,949	3,000	24,936
Net effect on cash	(2,485)	(1,825)	60

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ending September 30, 2008, the Company had a net loss of approximately $16,268, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and the filing of the Company’s quarterly reports. This compares with a net loss of approximately $12,640 for the nine months ending September 30, 2007 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in August 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to September 30, 2008, the Company had a net loss of $36,357, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in August 2007 and its one amendment, the filing of the Company’s annual report on Form 10-KSB, and the filing of quarterly reports.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2008, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

BISCAYNE ACQUISITION GROUP, INC.

Date: October 20, 2008	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)