Form 10-K
period 2008-12-31
Biscayne Acquisition Group Inc
filed 2009-04-01
CIK 1409543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

BISCAYNE ACQUISITION GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	20-8090928
(State or other jurisdiction of	(IRS Employer
incorporation of organization)	Identification No.)

5775 Blue Lagoon Drive, Suite 100, Miami, FL	33126
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (786) 888-4567

Securities to be registered under Section 12(b) of the Act:              None

Title of each class	Name of each exchange
on which registered

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 20, 2009 was $6,500.

The number of shares outstanding of the issuer’s common stock as of latest practicable date was 4,260,000 shares.

PART I

ITEM 1.  BUSINESS.

General Development of Business

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

Business of Issuer

Our discussion of the proposed business under this caption and throughout this Form 10-K is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

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

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained.  Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations.  This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our sole officer and director or her affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring.  We have engaged the services of a professional firm and an individual that specialize in finding business acquisitions and will pay a finder's fee or other compensation in the event of a successful transaction.  We have been casual with our outside consultant or advisor retention efforts and have not developed formal policies regarding the use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our common stock.  In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.  Moreover, in no event shall we issue any of our securities to any of our officers, directors, or promoters, if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

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

No assurances are given that subsequent to such a business combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  We presently have 100,000,000 shares of common stock authorized, and 5,000,000 shares of preferred stock authorized, of which 4,260,000 shares of common stock are currently issued and outstanding.  None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to "accredited investors" not involving a public offering.  These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

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

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The registered office and sole location of the Company is 5775 Blue Lagoon Drive, Suite 100, Miami, Florida 33126.  This location is the same address where our legal counsel and our director maintain their offices.  This office space is provided to us rent-free.  We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs.  We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

ITEM 3.  LEGAL PROCEEDINGS.

Presently, there are no legal proceedings to which we are a party, and we do not know of any legal proceedings threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

None of our shares of common stock are presently subject to outstanding options or warrants to purchase, or securities convertible into our common equity.  There are thirty-two (32) shareholders of our common stock holding a total of 4,260,000 shares.  All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in a private transaction not involving a public offering in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act.  These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

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

In connection with our organization on December 22, 2006, 2,000,000 shares of restricted common stock were issued to Waterford Capital Group, Inc. in exchange for $2,000.00 in cash.  Charles J. Scimeca subscribed to another 2,000,000 shares of restricted common stock in exchange for $2,000.00 in cash, on July 31, 2007.  We issued 210,000 shares in November, 2007 for $5,250 in cash to 21 accredited and sophisticated investors.  In February 2008, we issued 50,000 shares of common stock to five accredited investors for $1,250. The foregoing purchases were exempt from registration under the Securities Act, pursuant to Section 4(2), and/or Rule 506 promulgated thereunder.

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

On or about April 1, 2008, Waterford Capital Group, Inc. gifted 200,000 shares to one other entity but retained voting control of the shares until the Company makes a business acquisition.  On April 1, 2008, Waterford Capital Group, Inc. also gifted 300,000 shares to the family of Ms. Weigel, but Waterford Capital Group, Inc. retained beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had cash of $1,560. The Company’s current liabilities as of December 31, 2008 totaled $1,500. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to December 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007

Net cash used in operating activities	$(14,245)	$(12,372)	$(26,687)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	13,260	12,917	28,247
Net effect on cash	$(985)	$(545)	$1,560

The Company has nominal assets and has generated no revenues since inception.  The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  Recurring expenses, which include accounting, auditing legal, and administrative expenses, have averaged $1,683 per month since December 22, 2006, and are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and from new investors to provide continued funding and capital resources.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from December 22, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ending December 31, 2008, the Company had a net loss of approximately $20,304, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and the filing of the Company’s quarterly reports.  This compares with a net loss of approximately $20,019 for the year ending December 31, 2007 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in August 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to December 31, 2008, the Company had a net loss of $40,393, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in August 2007 and its one amendment, the filing of the Company’s annual report on Form 10-KSB, and the filing of quarterly reports.

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

5.           NO OPPORTUNITY FOR NON-AFFILIATE SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination.  Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law.  As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director, her advisors, and perhaps also with the judgment of our other shareholder, in connection with the selection and ultimate consummation of a business combination.  In addition, under Florida law, the form of business combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination.  See Item 1, "Business - `Business of Issuer'" and Item 13, "Certain Relationships and Related Transactions, and Director Independence."

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

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include the following:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

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

17.              WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

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

19.             DIRECTOR CONFLICTS OF INTEREST

Our sole officer and director is not required to commit her full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities.  Our sole officer and director engages in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities (see, for example Item 10, "Directors, Executive Officers and Corporate Governance", for a description of our officer and director's other business affiliations). To the extent that our officer and director engages in such other activities, she will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which she is or may be associated or have an interest, rather than diverting such opportunities to us.  As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours.  No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.  Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.  Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented.  Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities.  In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria.  There can be no assurances that any of the foregoing conflicts will be resolved in our favor.  We may also consider business combinations with entities owned or controlled by persons other than those persons described above.  There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of her shares of common stock, as a condition to, or in connection, with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of all or a portion of the shares of common stock held by such shareholder.  In the event that such a sale occurs, the Company's sole officer and director intends to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act.  Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of common stock in connection with a business combination pursuant to the same terms that our sole officer and director will be provided.  Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of common stock being sold by our sole officer and director. See Item 1, "Description of Business - `Business of Issuer'."

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2008

CONTENTS
Page(s)

Report of Independent Registered Public Accounting Firm	19

Financial Statements:

Balance Sheets - As of December 31, 2008 and 2007	20

Statements of Operations –
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	21

Statements of Changes in Stockholders’ Equity –
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	22

Statements of Cash Flows –
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Biscayne Acquisition Group, Inc.

We have audited the accompanying balance sheets of Biscayne Acquisition Group, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended, and for the period from December 22, 2006 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biscayne Acquisition Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from December 22, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $20,304 and net cash used in operations of $14,245 for the year ended December 31, 2008; and a deficit accumulated during the development stage, of $40,393 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
Boca Raton, Florida
March 19, 2009

551 NW 77th Street. Suite 107 • Baca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com  - info@bermancpas.com
Registered with the PCAOB  - Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007

Assets

Assets:
Cash	$1,560	$2,545
Total Assets	$1,560	$2,545

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,500	$-
Total Current Liabilities	1,500	-

Stockholders’ Equity:
Preferred stock (no par value), 5,000,000 shares authorized,
authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,260,000 and 4,210,000 shares issued and outstanding)	4,260	4,210
Additional paid in capital	36,193	18,424
Deficit accumulated during development stage	(40,393)	(20,089)
Total Stockholders’ Equity	60	2,545

Total Liabilities and Stockholders' Equity	$1,560	$2,545

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Operations

			For the period from
	For the Year Ended December 31,		December 22, 2006 (inception) to
	2008	2007	December 31, 2008

Operating Expenses
General and administrative	$20,304	$20,019	$40,393
Total operating expenses	20,304	20,019	40,393

Net loss	$(20,304)	$(20,019)	$(40,393)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year/period - basic and diluted	4,258,852	2,862,521	3,542,649

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the year ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008

				Deficit
				Accumulated
				During
	Common Stock, $.001 Par Value		Additional	Development
	Shares	Amount	Paid in Capital	Stage	Total

Common stock issued for cash - related party ($0.001 per share)	2,000,000	$2,000	$-	$-	$2,000

Contributed capital - related party	-	-	70	-	70

Net loss for the period ended December 31, 2006	-	-	-	(70)	(70)

Balance December 31, 2006	2,000,000	2,000	70	(70)	2,000

Common stock issued for cash - related party ($0.001 per share)	2,000,000	2,000	-	-	2,000

Common stock issued for cash ($0.025 per share)	210,000	210	5,040	-	5,250

Contributed capital - related party	-	-	5,667	-	5,667

Contributed services - related party	-	-	7,647	-	7,647

Net loss for the period ended December 31, 2007	-	-	-	(20,019)	(20,019)

Balance December 31, 2007	4,210,000	4,210	18,424	(20,089)	2,545

Common stock issued for cash ($0.025 per share)	50,000	50	1,200	-	1,250

Contributed capital - related party	-	-	12,010	-	12,010

Contributed services - related party	-	-	4,559	-	4,559

Net loss for the period ended December 31, 2008	-	-	-	(20,304)	(20,304)

Balance December 31, 2008	4,260,000	$4,260	$36,193	$(40,393)	$60

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the period from
	For the Year Ended December 31,		December 22, 2006 (inception) to
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,304)	$(20,019)	$(40,393)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	4,559	7,647	12,206
Changes in operation assets and liabilities
Increase in accounts payable	1,500	-	1,500
Net Cash Used in Operating Activities	(14,245)	(12,372)	(26,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - related party	-	2,000	4,000
Proceeds from issuance of common stock	1,250	5,250	6,500
Contributed capital - related parties	12,010	5,667	17,747
Net Cash Provided By Financing Activities	13,260	12,917	28,247

Net increase (decrease) in cash	(985)	545	1,560

Cash - beginning of year/period	2,545	2,000	-

Cash - end of year/period	$1,560	$2,545	$1,560

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year/period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Biscayne Acquisition Group, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At December 31, 2008, the Company had not yet commenced operations.

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

A significant estimate in 2008 and 2007 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2008 or December 31, 2007, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008 and 2007, there were no balances that exceeded these limits.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007
Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2008 and 2007, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment.

Non-Employee Stock-Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  The Company has not issued any stock based compensation to third parties since inception.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007
Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,304 and net cash used in operations of $14,245 for the year ended December 31, 2008; and a deficit accumulated during the development stage of $40,393 at December 31, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $36,000 at December 31, 2008 expiring through the year 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2008 and 2007 are approximately as follows:

	2008	2007
Gross deferred tax assets:
Net operating loss carryforwards	$(13,000)	$(7,000)
Total deferred tax assets	(13,000)	(7,000)
Less: valuation allowance	13,000	7,000
Deferred tax asset – net	-	-

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

The valuation allowance at December 31, 2007 was approximately $7,000.  The net change in valuation allowance during the year ended December 31, 2008 was an increase of approximately $6,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for Florida state income taxes, a blended rate of 36.64%) as follows:

	2008	2007

Expected tax expense (benefit) – Federal	$(6,600)	$(6,500)
Expected tax expense (benefit) - State	(800)	(800)
Contributed services – related party	1,700	-
Change in valuation allowance	5,700	7,300
Actual tax expense (benefit)	$-	$-

Note 4 Stockholders’ Equity

(A)  Common Stock Issuance for Cash

(1) Year ended December 31, 2006

On December 22, 2006, the Company issued 2,000,000 shares of common stock to its founder for $2,000 ($0.001/share).

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

(2) Year ended December 31, 2007

On July 31, 2007, the Company issued 2,000,000 shares of common stock to a related party for $2,000 ($0.001/share).

On November 19, 2007, the Company issued 210,000 shares of common stock for $5,250 ($0.025/share).

(3) Year ended December 31, 2008

In January 2008, the Company issued 50,000 shares of common stock for $1,250 ($0.025/share).

(B)  Contributed Capital and Services – Related Party

(1)  Year ended December 31, 2006

During 2006, a related party of the Company’s President paid $70 for general and administrative expenses on behalf of the Company.

(2)  Year ended December 31, 2007

During 2007, a related party of the Company’s President paid $4,667 for general and administrative expenses on behalf of the Company.

During 2007, the Company received $1,000 from related party stockholders to fund expenses of the Company.

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

(3) Year ended December 31, 2008

During 2008, a related party of the Company’s President paid $1,610 for general and administrative expenses on behalf of the Company.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

During 2008, the Company received $10,400 from related party stockholders to fund expenses of the Company.

During 2008, a related party of the Company’s President contributed professional services to the Company aggregating $4,559. The value of these services was based upon the fair value of the services provided.  Under APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Biscayne Acquisition Group, Inc.’s management is responsible for establishing and maintaining internal control over financial reporting for the Company. Biscayne Acquisition Group, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairy reflect the transactions of the company.

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The management of Biscayne Acquisition Group, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our executive officers and directors and additional information concerning them are as follows:

Name	Age	Position
Luz M. Weigel	44	President, Secretary, Treasurer and Director

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

Family Members

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.  There is a family relationship between our director, the owners of Waterford Capital Group, Inc., and the Company’s outside legal counsel, Russell C. Weigel, III, P.A.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Promoters and Control Persons

The following entity and individual are founders of the Company and current shareholders:

Charles J. Scimeca.

Charles J. Scimeca is a 47% owner of the common stock of the Company.  He paid $2,000 for his founding share subscription of 2,000,000 shares.  During 2008 and 2007, he contributed an additional $4,000 and $1,000, respectively.  He is engaged in various businesses. He is a licensed real estate and mortgage broker in Florida and is frequently engaged by companies to provide investor relations and business consulting services. Mr. Scimeca provides real estate and mortgage services under his individual name and under Coast To Coast Realty Group, Inc., a Florida corporation. Mr. Scimeca is the president and one-third shareholder of Coast To Coast Equity Group, Inc., a Florida corporation. Through Coast To Coast Equity Group, Inc., Mr. Scimeca provides business consulting services.  Mr. Scimeca has been an investor in a shell corporation called Quetzal Capital 1, Inc., which later merged with a private operating company for whom Mr. Scimeca continues to provide business consulting services.  Mr. Scimeca is also an investor in another shell corporation, Corporate Equity Investments, Inc., which has not engaged in a merger or reverse acquisition. Mr. Scimeca has not been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

Waterford Capital Group, Inc.

Waterford Capital Group, Inc., a Florida corporation, is the beneficial owner of 47% of the issued and outstanding shares of the Company.  Luz M. Weigel is the sole officer and director of Waterford Capital Group, Inc.  Luz M. Weigel and her husband Russell C. Weigel, III, are the 100% owners of Waterford Capital Group, Inc. as tenants by the entirety.  Waterford Capital Group, Inc. was formed as a personal holding company for investments. Waterford Capital Group, Inc. is a shareholder in several shell companies, including Corporate Equity Investments, Inc. and Capital Equity Finance, Inc., and is likely to invest in additional shell companies in the future. Waterford Capital Group, Inc. paid $2,000 for its founding share subscription. During 2008, 2007 and 2006, Waterford Capital Group contributed capital of $12,160, $5,667 and $70, respectively.  Also, in 2008 and 2007, Russell C. Weigel, III, P.A., a related party of the Company’s President, contributed professional services to the Company on behalf of the Company in the amount of $4,409 and $7,648. There were no related contributed services in 2006.  The value of services was based upon the fair value of the services provided. Neither Waterford Capital Group, Inc., nor its shareholders, have been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

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

Corporate Governance

We have not held any board or committee meetings because we have only one (1) director.  We do not have any committees for the same reason.  We are not seeking to expand the board of directors because we do not believe that having additional directors or committees will facilitate the execution of our singular business purpose.  We do not have an audit committee financial expert as that term is defined in Regulation SK, Item 407 (d)(5).  We do not have a formal process for shareholders to send communication to the board because our shareholders and our director have ready access to each other.

ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Securities

The following table sets forth, as of the date of this filing, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of our company. There are no arrangements which may result in a change of control of the company.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership (3)	Percentage of Class

Common	Luz M. Weigel(1) (2) (4) 5775 Blue Lagoon Drive Suite 100 Miami, Florida 33126	2,000,000	47%

	All Officers and Directors as a Group	2,000,000	47%
	Other 5% Shareholders
Common	Charles J. Scimeca 9040 Town Center Parkway Bradenton, Florida 34202	2,000,000	47%

(1)	Ms. Weigel is the President, Secretary, Treasurer and sole director of the Company.

(2)	Ms. Weigel’s beneficial interest is held by Waterford Capital Group, Inc., a company in which she and her husband Russell C. Weigel, III, are the owners as tenants by the entirety.

(3)	No beneficial owner has the right to acquire within sixty (60) days additional shares of common stock from options, warrants, rights, conversion privilege or similar obligations.

(4)
Waterford Capital Group, Inc. has gifted a total of 200,000 shares, which represents 4.7% of the issued and outstanding shares of the Company shares, to a non-affiliate of the Company.  Waterford Capital Group, Inc. retains the voting rights to these shares and holds the certificate issued in the name of the donee.  Waterford Capital Group, Inc. intends to retain possession and control of these shares at least until such time as a business combination has been executed.  Waterford Capital Group, Inc. transferred an additional 300,000 shares to minor age family members of Ms. Weigel.  Waterford Capital Group, Inc. retains beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to our sole officer and director, or to any other affiliate, if any.  See Item 11, "Executive Compensation."

Our sole officer and director, who is also deemed to beneficially own all of the shares of common stock held by Waterford Capital Group, Inc., may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of common stock, as a condition to or in connection with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of some or all of the shares of common stock held by the director and/or by one or more of the other shareholders.  However, it is possible that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of common stock in connection with a business combination pursuant to the same terms pertaining to our director’s, and/or other shareholder’s, beneficially owned shares.  Also, such other shareholders, if any, may not be afforded an opportunity to approve or consent to the sale of the director’s or other shareholder’s shares of common stock in connection with a business combination.  See also, Item 1, "Business", and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  It is more likely than not that any sale of securities by our founding shareholders to an acquisition candidate would be at a price substantially higher than that originally paid by such founders. Any payment to such founding shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity.  See, e.g., Item 1, "Business."

Director Independence

We do not have any independent directors.

Transactions with Promoters

A description of the Company’s founding shareholders and their contributions to the Company are set forth above in Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We paid Berman & Co., P.A. for the auditing and quarterly reviews of our financial statements fo rthe years ended:

2008:  $8,000
2007:  $7,500

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biscayne Acquisition Group, Inc.

Date: March 31, 2009	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)