Form 10-Q
period 2009-03-31
Biscayne Acquisition Group Inc
filed 2009-05-14
CIK 1409543

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $.001 par value per share	4,260,000 shares

BISCAYNE ACQUISITION GROUP, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2009
(Unaudited)

CONTENTS

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$1,560	$1,560
Total Current Assets	1,560	1,560

Total Assets	$1,560	$1,560

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$5,000	$1,500
Accrued expenses	1,825	-
Total Current Liabilities	6,825	1,500

Stockholders’ Equity (Deficit):
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,260,000 shares issued and outstanding)	4,260	4,260
Additional paid in capital	38,170	36,193
Deficit accumulated during development stage	(47,695)	(40,393)
Total Stockholders’ Equity (Deficit)	(5,265)	60

Total Liabilities and Stockholders' Equity (Deficit)	$1,560	$1,560

See accompanying notes to unaudited financial statements

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			For the Period from December 22, 2006 (inception) to March 31, 2009
	For the Three Months Ended March 31,
	2009	2008

Revenues	$-	$-	$-

Operating expenses
General and administrative	7,302	7,712	47,695
Total operating expenses	7,302	7,712	47,695

Net loss	$(7,302)	$(7,712)	$(47,695)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	4,260,000	4,225,385	3,617,747

See accompanying notes to unaudited financial statements

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period from December 22, 2006 (inception) to March 31, 2009
	For the Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,302)	$(7,712)	$(47,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	1,973	2,063	12,206
Changes in operation assets and liabilities
Increase in accounts payable	3,500	-	5,000
Increase in accrued expenses	1,825	3,585	1,825
Net Cash Used In Operating Activities	(4)	(2,064)	(28,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related parties	-	-	4,000
Proceeds from sale of common stock	-	1,250	6,500
Contributed capital - related parties	4	579	19,724
Net Cash Provided By Financing Activities	4	1,829	30,224

Net increase (decrease) in cash	-	(235)	1,560

Cash - beginning of period	1,560	2,545	-

Cash - end of period	$1,560	$2,310	$1,560

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Biscayne Acquisition Group, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At March 31, 2009, the Company had not yet commenced operations.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2009 or December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and December 31, 2008, there were no balances that exceeded these limits.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2009 and 2008, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,302 and net cash used in operations of $4 for the three months ended March 31, 2009; and a working capital and stockholders’ deficit of $5,265 and a deficit accumulated during the development stage of $47,695 at March 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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
March 31, 2009
(Unaudited)

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
March 31, 2009
(Unaudited)

During 2008, a related party of the Company’s President contributed professional services to the Company aggregating $4,559. The value of these services was based upon the fair value of the services provided.

(4) Period ended March 31, 2009

During 2009, a related party of the Company’s President paid $4 for certain general and administrative expenses on behalf of the Company.

During 2009, a related party of the Company’s President contributed professional services to the company aggregating $1,973. The value of these services was based on upon the fair value of the services provided.

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

In evaluating a forward-looking statement, you should understand that a forward looking statement involves known and unknown risks, uncertainties, contingencies, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement. Known risks related to an investment in our Company, risks related to our business, and risks related to our securities are identified in our Form 10-K for the fiscal year ended December 31, 2008 and are incorporated herein by reference. You should also understand that we have no obligation and do not undertake to update or revise forward-looking statements made in this Report to reflect events or circumstances occurring after the date of this Report.

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

Despite our ambitions for a business combination, the Company may be forced to deregister as a reporting company unless we quickly locate a suitable combination.  There is no timeline for when deregistration might occur, but the decision to do so will be driven by the continued willingness of our majority shareholders to fund the Company’s ongoing expenses and the Company’s ability to secure additional investment from sales of common stock.

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $1,560 comprised exclusively of cash and cash equivalents. This compares with assets of $1,560, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of March 31, 2009 totaled $6,825. This compares to the Company’s current liabilities as of December 31, 2008 of $1,500. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From
			December 22, 2006
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Net cash used in operating activities	$(4)	$(2,064)	$(28,664)
Net cash provided by financing activities	4	1,829	(30,224)
Net effect on cash	-	(235)	1,560

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,766 per month since December 22, 2006, and are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and from new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company is authorized by resolution of the sole director to convert capital contributions from the largest shareholders into debentures convertible into common stock if either of these shareholders elect this treatment of their respective contributions. No debentures have been issued to date.

Despite our ambitions for a business combination, the Company may be forced to deregister as a reporting company unless we quickly locate a suitable combination.  There is no timeline for when deregistration might occur, but the decision to do so will be driven by the continued willingness of our majority shareholders to fund the Company’s ongoing expenses and the Company’s ability to secure additional investment from sales of common stock.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to March 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2009, the Company had a net loss of approximately $7,302, consisting of legal, accounting, audit and other professional service fees incurred in relation to the submission on the calendar date of March 31, 2009 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and the filing of the Company’s quarterly reports. (The SEC recorded the Form 10-K as having been filed on April 1, 2009.)  This compares with a net loss of approximately $7,712 for the three months ending March 31, 2008 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

For the period from December 22, 2006 (Inception) to March 31, 2009, the Company had a net loss of $47,695, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in August 2007 and its one amendment, the filing of the Company’s annual report on Forms 10-KSB and 10-K for the fiscal years ended December 31, 2007 and December 31, 2008, respectively, and the filing of quarterly reports.

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our Form 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, and the effect on our financial statements of recent accounting pronouncements. A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 1 and Note 2 to the financial statements.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared by the Company.

Our financial statements have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. At this point in our operations, subjective judgments do not have a material impact on our financial statements except as discussed in the next paragraph.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As reflected in the accompanying financial statements, the Company has a net loss of $7,302 and net cash used in operations of $4 for the three months ended March 31, 2009; and a working capital and stockholders’ deficit of $5,265 and a deficit accumulated during the development stage of $47,695 at March 31, 2009. In addition, the Company is in the development stage and has not yet generated any revenues.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The carrying amounts of the Company’s short-term financial instruments, including accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2009, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended March 31, 2009, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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

BISCAYNE ACQUISITION GROUP, INC.

Date: May 14, 2009	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)