Form 10-Q
period 2009-06-30
Biscayne Acquisition Group Inc
filed 2009-08-18
CIK 1409543

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2009 to June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common Stock, $.001 par value per share	4,260,000 shares

BISCAYNE ACQUISITION GROUP, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2009
(Unaudited)

CONTENTS

Page(s)

Balance Sheets - As of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Statements of Operations –
For the three months ended June 30, 2009 and 2008, for the six months ended June 30, 2009 and 2008, and for the period from December 22, 2006 (inception) to June 30, 2009 (Unaudited)	5

Statements of Cash Flows -
For the six months ended June 30, 2009 and 2008, and for the period from December 22, 2006 (inception) to June 30, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$3,060	$1,560
Total Current Assets	3,060	1,560

Total Assets	$3,060	$1,560

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$3,229	$1,500
Total Current Liabilities	3,229	1,500

Stockholders’ Equity (Deficit)
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,260,000 issued and outstanding)	4,260	4,260
Additional paid in capital	48,470	36,193
Deficit accumulated during development stage	(52,899)	(40,393)
Total Stockholders’ Equity (Deficit)	(169)	60

Total Liabilities and Stockholders' Equity (Deficit)	$3,060	$1,560

See accompanying notes to unaudited financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 22, 2006 (inception) to June 30, 2009
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	5,204	4,316	12,506	12,028	52,899
Total operating expenses	5,204	4,316	12,506	12,028	52,899

Loss from operations	(5,204)	(4,316)	(12,506)	(12,028)	(52,899)

Net loss	$(5,204)	$(4,316)	$(12,506)	$(12,028)	$(52,899)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	4,260,000	4,260,000	4,260,000	4,257,692	3,683,626

See accompanying notes to unaudited financial statements.

Biscayne Acquisition Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from December 22, 2006 ( Inception ) to June 30, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,506)	$(12,028)	$(52,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	2,648	2,964	14,704
Changes in operation assets and liabilities
Increase in accounts payable	1,729	1,265	3,229
Net Cash Used In Operating Activities	(8,129)	(7,799)	(34,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related party	-	-	4,000
Proceeds from sale of common stock	-	1,250	6,500
Contributed capital - related parties	9,629	4,729	27,526
Net Cash Provided By Financing Activities	9,629	5,979	38,026

Net increase (decrease) in cash	1,500	(1,820)	3,060

Cash - beginning of period	1,560	2,545	-

Cash - end of period	$3,060	$725	$3,060

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Biscayne Acquisition Group, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At June 30, 2009, the Company had not yet commenced operations.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2009 or December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and December 31, 2008, there were no balances that exceeded these limits.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  For the period from December 22, 2006 (inception) to June 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees is recorded and expensed in the statement of operations.  The measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options are based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock-Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable approximates fair value due to the relatively short period to maturity for these instruments.

Segment Information

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $12,506 and net cash used in operations of $8,129 for the six months ended June 30, 2009; and a working capital and stockholders’ deficit of $169 and a deficit accumulated during the development stage of $52,899 at June 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

Note 4 Stockholders’ Deficit

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

(4) Six months ended June 30, 2009

During 2009, a related party of the Company’s President paid $9,629 for certain general and administrative expenses on behalf of the Company.

During 2009, a related party of the Company’s President contributed professional services to the company aggregating $2,648. The value of these services was based on upon the fair value of the services provided.

 Note 5 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 17, 2009, the date the financial statements were issued.

On August 6, 2009, a related party of the Company’s President paid $1,540 for certain general and administrative expenses on behalf of the Company.

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

Background

Biscayne Acquisition Group, Inc. (the "Company", "our", "us" or "we") was incorporated under the laws of the State of Florida on December 22, 2006. We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational and administrative activities.  We have no full-time employees and own no real estate or personal property.  We were formed as a vehicle to pursue a business combination but have not entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of or merger with, an existing company. We have been seeking a suitable acquisition or merger candidate since October 15, 2007, the day our Form 10-SB12G registration statement, as amended, went effective.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $3,060 comprised exclusively of cash. This compares with assets of $1,560, comprised exclusively of cash, as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaled $3,229. This compares to the Company’s current liabilities as of December 31, 2008 of $1,500. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

As of June 30, 2008, the Company had assets equal to $725 comprised exclusively of cash. This compares with assets of $2,545, comprised exclusively of cash, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $1,265, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $0.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From
			December 22, 2006
	Six Months Ended	Six Months Ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Net cash used in operating activities	$(8,129)	$(7,799)	$(34,966)
Net cash provided by financing activities	9,629	5,979	38,026
Net effect on cash	1,500	(1,820)	3,060

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,763 per month since December 22, 2006, and are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and from new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company is authorized by resolution of the sole director to convert capital contributions from the largest shareholders into debentures convertible into common stock if either of these shareholders elect this treatment of their respective contributions. No debentures have been issued to date.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ending June 30, 2009, the Company had a net loss of approximately $12,506, consisting of legal, accounting, audit and other professional service fees incurred in relation to the submission on the calendar date of June 30, 2009 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and the filing of the Company’s quarterly reports. (The SEC recorded the Form 10-K as having been filed on April 1, 2009.)  This compares with a net loss of approximately $12,028 for the six months ending June 30, 2008 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

For the period from December 22, 2006 (Inception) to June 30, 2009, the Company had a net loss of $52,899, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in August 2007 and its one amendment, the filing of the Company’s annual report on Forms 10-KSB and 10-K for the fiscal years ended December 31, 2007 and December 31, 2008, respectively, and the filing of quarterly reports.

Description of Critical Accounting Policies and Estimates, Going Concern, and Fair Value of Financial Instruments

This section of our Form 10-Q contains a description of our critical accounting policies as they pertain to: the Company’s business as a going concern, our use of estimates, our fair valuation of financial instruments, and the effect on our financial statements of recent accounting pronouncements. A more comprehensive discussion of our critical accounting policies, and certain additional accounting policies, can be found in Note 2 to the financial statements.

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

As reflected in the accompanying financial statements, the Company has a net loss of $12,506 and net cash used in operations of $8,129 for the six months ended June 30, 2009; and a working capital and stockholders’ deficit of $169 and a deficit accumulated during the development stage of $52,899 at June 30, 2009. In addition, the Company is in the development stage and has not yet generated any revenues.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 30, 2009, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended June 30, 2009, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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

BISCAYNE ACQUISITION GROUP, INC.

Date: August 18, 2009	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)